Form 10-Q
period 2026-06-30
RMG ML Sports Holdings
filed 2026-08-12
CIK 2104879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43340

RMG ML SPORTS HOLDINGS

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1904489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Tahoe Blvd STE 802 PMB 45

Incline Village, NV 89451

(Address of principal executive offices)

(775) 204-1489

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of the Company’s initial business combination	SHOTU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	SHOT	The Nasdaq Stock Market LLC
One right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of the Company’s initial business combination	SHOTR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 12, 2026, there were 21,860,000 Class A ordinary shares, $0.0001 par value and 7,216,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RMG ML SPORTS HOLDINGS

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RMG ML SPORTS HOLDINGS

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$1,140,947	$—
Due from Sponsor	6,500	—
Prepaid expenses	91,438	30,000
Total current assets	1,238,885	30,000
Long-term prepaid expense	59,028	—
Deferred offering costs	—	110,008
Cash and marketable securities held in Trust Account	216,892,131	—
Total Assets	$218,190,044	$140,008

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$43,037	$5,212
Accrued offering costs	76,570	85,008
Promissory note – related party	—	40,420
Total Current Liabilities	119,607	130,640
Advisory fee payable	6,495,000	—
Deferred underwriting fee payable	6,495,000	—
Total Liabilities	13,109,607	130,640

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,650,000 and no shares at redemption value of $10.02 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	216,892,131	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 210,000 shares and 0 issued and outstanding (excluding 21,650,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	21	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,216,667 and 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)(2)	722	767
Additional paid-in capital	—	24,233
Accumulated deficit	(11,812,437)	(15,632)
Total Shareholders’ (Deficit) Equity	(11,811,694)	9,368
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$218,190,044	$140,008

(1)	At December 31, 2025, includes 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 5).
(2)	On June 15, 2026, the underwriter partially exercised its over-allotment option and on June 16, 2026, forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited (Notes 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$6,598,933	$6,669,234
Loss from operations	(6,598,933)	(6,669,234)

Other income:
Change on over-allotment liability	70,700	70,700
Interest earned on marketable securities held in Trust Account	392,131	392,131
Total other income	462,831	462,831

Net loss	$(6,136,102)	$(6,206,403)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	4,731,868	2,379,006

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.53)	$(0.68)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,763,370	6,715,286

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.53)	$(0.68)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2025	—	$—	7,666,667	$767	$24,233	$(15,632)	$9,368

Net loss	—	—	—	—	—	(70,301)	(70,301)

Balance – March 31, 2026 (unaudited)	—	—	7,666,667	767	24,233	(85,933)	(60,933)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,708,864)	(5,590,402)	(10,299,266)

Sale of 210,000 Private Placement Units	210,000	21	—	—	2,099,979	—	2,100,000

Fair value of rights included in Public Units	—	—	—	—	2,684,600	—	2,684,600

Allocated value of transaction costs to Public Rights	—	—	—	—	(99,993)	—	(99,993)

Forfeiture of Founder Shares	—	—	(450,000)	(45)	45	—	—

Net loss	—	—	—	—	—	(6,136,102)	(6,136,102)

Balance – June 30, 2026 (unaudited)	210,000	$21	7,216,667	$722	$—	$(11,812,437)	$(11,811,694)

(1)	At December 31, 2025, includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (Note 5).
(2)

On June 15, 2026, the underwriter partially exercised its over-allotment option and on June 16, 2026, forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(6,206,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(392,131)
Payment of general and administrative expenses through promissory note	87,976
Change on over-allotment liability	(70,700)
Changes in operating assets and liabilities:
Prepaid expenses	(45,728)
Long-term prepaid expense	(59,028)
Accounts payable and accrued expenses	43,037
Advisory fee payable	6,495,000
Net cash used in operating activities	(147,977)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(216,500,000)
Net cash used in investing activities	(216,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	216,250,000
Proceeds from sale of Private Units	2,100,000
Due from Sponsor	(6,500)
Repayment of promissory note – related party	(316,379)
Payment of offering costs	(238,197)
Net cash provided by financing activities	217,788,924

Net Change in Cash	1,140,947
Cash – Beginning of period	—
Cash – End of period	$1,140,947

Noncash investing and financing activities:
Offered costs included in accrued offering costs	$76,570
Deferred offering costs paid through promissory note – related party	$147,983
Prepaid expenses applied as a payment to offering costs	$19,078
Prepaid expenses applied as a payment to accrued expense	$5,212
Prepaid services contributed by Sponsor through promissory note	$40,000
Deferred underwriting fee payable	$6,495,000
Forfeiture of Founder Shares	$45

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

RMG ML Sports Holdings (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 16, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 16, 2025 (inception) through June 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 9, 2026. On June 11, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000. On June 15, 2026, the Company consummated the closing of an additional 1,650,000 Units sold pursuant to the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $16,500,000. Each Unit consists of one Public Share and one right (“Share Right”) to receive one-eighth (1/8) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 210,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, RMG ML Sports Holdings Sponsor LLC (the “Sponsor”), generating gross proceeds of $2,100,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “private placement share”) and one right to receive one-eighth (1/8) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $6,756,828, consisting of $250,000 of cash underwriting fees, $6,000,000 of deferred underwriting fees, and $506,828 of other offering costs. On June 15, 2026, as a result of the underwriter’s partial exercise of its over-allotment option, additional $495,000 of deferred underwriting fee was incurred.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. The board of directors will make the determination as to the fair market value of the initial Business Combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on June 11, 2026, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. Following the sale of the additional Units pursuant to the underwriter’s partial exercise of its over-allotment option, all of the net proceeds from the sale of additional Units totaling $16,500,000 have been added into the Trust Account. A total of $216,500,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as a result of the underwriter’s partial exercise of its over-allotment option) and the sale of the Private Placement Units were placed in the Trust Account on June 15, 2026. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares (as defined below) if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of public shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued public shares, subject to certain limitations. The amount in the Trust Account is initially invested at $10.00 per public share.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5), and after IPO, through IPO proceeds and working capital. At June 30, 2026, the Company had $1,140,947 cash and a working capital of $1,119,278.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, “Presentation of Financial Statement - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 11, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,140,947 and $0 in cash and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $216,892,131 and $0, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds, including proceeds from the underwriter’s partial exercise of its over-allotment option for 1,650,000 additional units on June 15, 2026, from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ (deficit) equity, as the Share Rights, after management’s evaluation, were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$216,500,000
Less:
Proceeds allocated to Public Rights	(2,684,600)
Proceeds allocated to over-allotment option	(157,200)
Public Shares issuance costs	(7,151,835)
Plus:
Reclassification of proceeds allocated to the over-allotment due to partial exercise	86,500
Accretion of carrying value to redemption value	10,299,266
Class A ordinary shares subject to possible redemption, June 30, 2026	$216,892,131

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On June 16, 2026, the underwriter forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the unexercised over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per-share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(2,525,848)	$(3,610,254)	$(1,623,553)	$(4,582,850)

Denominator:
Basic and diluted weighted average shares outstanding	4,731,868	6,763,370	2,379,006	6,715,286
Basic and diluted net loss per ordinary share	$(0.53)	$(0.53)	$(0.68)	$(0.68)

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On June 15, 2026, the underwriter partially exercised its over-allotment option for 1,650,000 additional units.

Share Rights

The Company accounted for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on June 11, 2026, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments (see Note 6). On June 15, 2026, 1,650,000 additional Units were issued pursuant to the underwriter’s partial exercise of its over-allotment option and sold at an offering price of $10.00 per Unit. Each Unit consists of one Public Share and one Public Right entitling the holder thereof to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 210,000 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $2,100,000 in the aggregate, in a private placement. Each Private Placement Unit consists of one private placement share and one Private Placement Right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial Business Combination.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of public shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 18, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 10,005,000 founder shares to the Sponsor. On May 29, 2026, the Sponsor forfeited 2,338,333 founder shares for no consideration. Following and as a result of that forfeiture of founder shares, the Sponsor held 7,666,667 founder shares and was deemed to have purchased the founder shares for approximately $0.003 per share. The founder shares included an aggregate of up to 1,000,000 shares, which were subject to surrender and forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. On June 15, 2026, the underwriter partially exercised its over-allotment option and on June 16, 2026, forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured. The promissory note is payable on the earlier of December 31, 2026 or the date the Company consummates the Initial Public Offering. On June 11, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $316,379. Borrowings under the promissory note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount of $6,500 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $6,500 is denoted as a due from Sponsor on the accompanying condensed balance sheets as of June 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of June 30, 2026 and December 31, 2025.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, the U.S. military intervention in Venezuela, or the conflict in the Middle East and Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict, the military intervention by the U.S. in Venezuela, and the conflict in the Middle East involving Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the U.S. military intervention in Venezuela, and an escalating conflict in the Middle East and Iran, and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, (ii) private placement units, (iii) private placement rights, (iv) private placement shares, (v) Class A ordinary shares that may be issued upon conversion of the private placement rights upon the consummation of an initial Business Combination, and (vi) private placement shares that may be issued upon conversion of Working Capital Loans are entitled to registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on June 9, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any.

The underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering.

Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Unit or $6,000,000 in the aggregate. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination and may be paid at the sole and absolute discretion of the Company’s management team to any one or more Financial Industry Regulatory Authority (“FINRA”) members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

On June 15, 2026, an additional 1,650,000 Units were issued pursuant to the underwriter’s partial exercise of its over-allotment option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $16,500,000. On June 16, 2026, the underwriter forfeited the unexercised balance. As a result of the underwriter’s partial exercise of its over-allotment option, the deferred underwriting fees have increased to $6,495,000.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Advisory Fee

In addition to the underwriting agreement, in connection with the Initial Public Offering, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the fee earned and recorded as of June 11, 2026. As of June 30, 2026, $6,495,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 210,000 Class A ordinary shares issued and outstanding, excluding 21,650,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 7,216,667 Class B ordinary shares issued and outstanding, as a result of the forfeiture of 450,000 founder shares pursuant to the underwriter’s partial exercise of the over-allotment option and subsequent forfeiture of the unexercised portion.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the shares underlying the private placement units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to public shareholders.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth (1/8) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by the Company’s affiliates). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold rights in multiples of 10 in order to receive Class A ordinary shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2026, assets held in the Trust Account were comprised of $788 in cash and $216,891,343 in U.S. Treasury securities. Through June 30, 2026, the Company did not withdraw interest earned on the Trust Account.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2026 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2026	U.S. Treasury Securities (Matures on 12/10/2026)	1	$216,891,343	$(178,649)	$216,712,694

The over-allotment option was accounted for as a liability in accordance with FASB ASC 480 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change on over-allotment liability in the unaudited condensed statements of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

June 11, 2026
Risk-free interest rate	3.69%
Expected term (years)	0.12
Volatility	1.67%
Exercise price	$10.00

On June 15, 2026, the underwriter partially exercised its over-allotment option for 1,650,000 additional units, and $70,700 was recognized as a change in over-allotment liability and included in other income in the unaudited condensed statements of operations.

The fair value of the Public Rights issued in the Initial Public Offering is $2,684,600, or $0.124 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

June 11, 2026
Unit price	$10.00
Stock price	$9.88
Pre-adjusted value per Right	$1.23
Market adjustment(1)	10.00%

(1)	The Market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,140,947	$—
Cash and marketable securities held in Trust Account	$216,892,131	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$6,598,933	$6,669,234
Interest earned on marketable securities held in Trust Account	$392,131	$392,131

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RMG ML Sports Holdings References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RMG ML Sports Holdings Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 16, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On July 13, 2026, we announced that, commencing on July 17, 2026, the holders of the Units may elect to separately trade the Class A Ordinary Shares and the Public Rights included in the Units.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $6,136,102, which consists of interest earned on cash and marketable securities held in Trust Account of $392,131 and change on over-allotment liability of $70,700, offset by general and administrative expense of $6,598,933.

For the six months ended June 30, 2026, we had a net loss of $6,206,403, which consists of interest earned on cash and marketable securities held in Trust Account of $392,131 and change on over-allotment liability of $70,700, offset by general and administrative expense of $6,669,234.

Liquidity and Capital Resources

On June 11, 2026, we completed the Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 210,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,100,000.

The Company’s liquidity needs up to June 11, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000. On June 11, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $316,379 (see Note 5). As of June 30, 2026, the Company had cash of $1,140,947 and working capital of $1,119,278.

On June 15, 2026, we closed the issuance and sale of 1,650,000 additional Units in connection with the underwriter partially exercising the over-allotment option. The additional Units were sold at a price of $10.00 per Unit, generating gross proceeds of $16,500,000.

Following the Initial Public Offering, and the sale of the Private Units, a total of $200,000,000 was placed in the Trust Account. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units pursuant to the underwriter’s partial exercise of its over-allotment option totaling to $16,500,000 have been added in the Trust Account. A total of $216,500,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriter’s partial exercise of its over-allotment option) and the sale of the Private Placement Units were placed in the Trust Account on June 15, 2026.

On the closing of the Initial Public Offering, we incurred total transaction costs of $6,756,828, consisting of $250,000 of cash underwriting fees, $6,000,000 of deferred underwriting fees, and $506,828 of other offering costs. On June 15, 2026, as a result of the underwriter’s partial exercise of its over-allotment option, an additional $495,000 of deferred underwriting fee was incurred.

For the six months ended June 30, 2026, cash used in operating activities was $147,977. Net loss of $6,206,403 was affected by interest earned on marketable securities held in the Trust Account of $392,131, change in fair value of over-allotment liability of $70,700, and payment of operation costs through promissory note of $87,976. Changes in operating assets and liabilities provided $6,433,281 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $216,892,131 (including $392,131 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,140,947. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any.

The underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering.

Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Unit or $6,000,000 in the aggregate. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination and may be paid at the sole and absolute discretion of the Company’s management team to any one or more FINRA members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

On June 15, 2026, an additional 1,650,000 Units were issued pursuant to the underwriter’s partial exercise of its over-allotment option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $16,500,000 (Note 10). On June 16, 2026, the underwriter forfeited the unexercised balance. As a result of the underwriter’s partial exercise of its over-allotment option, the deferred underwriting fees have increased to $6,495,000.

Advisory Fee

In addition to the underwriting agreement, in connection with the Initial Public Offering, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the fee earned and recorded as of June 11, 2026. As of June 30, 2026, $6,495,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

Critical Accounting Policies and Estimates

The preparation of condensed unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned value.

The accounting policy on share right instruments is deemed critical due to the complexity of the analysis under ASC Topic 815 in determining equity versus liability classification, which could have a material impact on the Company's financial statements. We discussed the Company's critical accounting estimates, including the process used to develop the estimates, significant assumptions, degree of subjectivity, and sensitivity of reported amounts to changes in assumptions.

The fair value of the Public Rights issued in the Initial Public Offering is $2,684,500, or $0.124 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders' deficit and will not require remeasurement after issuance. Management's estimate of the Share Rights was based on an option pricing model whose significant inputs were the traded unit price, the expected term, the probability of a business combination, and the risk-free rate.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-293853). The SEC declared the registration statements effective on June 9, 2026.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 210,000 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $2,100,000 in the aggregate, in a private placement. Each Private Placement Unit consists of one private placement share and one Private Placement Right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial Business Combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On June 15, 2026, the underwriter partially exercised its over-allotment option in the amount of 1,650,000 Units, at $10.00 per Unit, generating gross proceeds of $16,500,000. On June 16, 2026, the underwriter forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the unexercised over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Units, an aggregate of $216,500,000 was placed in the Trust Account.

We paid a total of $7,251,828, consisting of $250,000 of cash underwriting fees, $6,495,000 of deferred underwriting fees, and $506,828 of other offering costs.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the Registration Statement.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a) None

(b) None

(c) None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ML SPORTS HOLDINGS

Date: August 12, 2026	By:	/s/ James Carpenter
	Name:	James Carpenter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)