Form 10-Q
period 2026-09-30
RMG ML Sports Holdings
filed 2026-11-13
CIK 2104879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 21,860,000 Class A ordinary shares, $0.0001 par value and 7,216,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RMG ML SPORTS HOLDINGS

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RMG ML SPORTS HOLDINGS

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$1,064,066	$—
Due from Sponsor	6,500	—
Prepaid expenses	91,208	30,000
Total current assets	1,161,774	30,000
Long-term prepaid expense	43,403	—
Deferred offering costs	—	110,008
Cash and marketable securities held in Trust Account	218,922,146	—
Total Assets	$220,127,323	$140,008

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$70,013	$5,212
Accrued offering costs	76,570	85,008
Promissory note – related party	—	40,420
Total Current Liabilities	146,583	130,640
Advisory fee payable	6,495,000	—
Deferred underwriting fee payable	6,495,000	—
Total Liabilities	13,136,583	130,640

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,650,000 and no shares at redemption value of $10.11 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	218,922,146	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 210,000 shares and 0 issued and outstanding (excluding 21,650,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	21	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,216,667 and 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)(2)	722	767
Additional paid-in capital	—	24,233
Accumulated deficit	(11,932,149)	(15,632)
Total Shareholders’ (Deficit) Equity	(11,931,406)	9,368
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$220,127,323	$140,008

(1)	At December 31, 2025, includes 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 5).
(2)	On June 15, 2026, the underwriter partially exercised its over-allotment option and on June 16, 2026, forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited (Notes 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$119,712	$6,788,946
Loss from operations	(119,712)	(6,788,946)

Other income:
Change in over-allotment liability	—	70,700
Interest earned on marketable securities held in Trust Account	2,030,015	2,422,146
Total other income	2,030,015	2,492,846

Net income (loss)	$1,910,303	$(4,296,100)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	21,860,000	8,944,029

Basic and diluted income (loss) per ordinary share, Class A ordinary shares	$0.07	$(0.27)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,216,667	6,884,249

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.27)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2025	—	$—	7,666,667	$767	$24,233	$(15,632)	$9,368

Net loss	—	—	—	—	—	(70,301)	(70,301)

Balance – March 31, 2026 (unaudited)	—	—	7,666,667	767	24,233	(85,933)	(60,933)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	(4,708,864)	(5,590,402)	(10,299,266)

Sale of 210,000 Private Placement Units	210,000	21	—	—	2,099,979	—	2,100,000

Fair value of rights included in Public Units	—	—	—	—	2,684,600	—	2,684,600

Allocated value of transaction costs to Public Rights	—	—	—	—	(99,993)	—	(99,993)

Forfeiture of Founder Shares	—	—	(450,000)	(45)	45	—	—

Net loss	—	—	—	—	—	(6,136,102)	(6,136,102)

Balance – June 30, 2026 (unaudited)	210,000	21	7,216,667	722	—	(11,812,437)	(11,811,694)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(2,030,015)	(2,030,015)

Net income	—	—	—	—	—	1,910,303	1,910,303

Balance – September 30, 2026 (unaudited)	210,000	$21	7,216,667	$722	$—	$(11,932,149)	$(11,931,406)

(1)	At December 31, 2025, includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (Note 5).
(2)	On June 15, 2026, the underwriter partially exercised its over-allotment option and on June 16, 2026, forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,296,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,422,146)
Payment of general and administrative expenses through promissory note	87,976
Change in over-allotment liability	(70,700)
Changes in operating assets and liabilities:
Prepaid expenses	(45,498)
Long-term prepaid expense	(43,403)
Accounts payable and accrued expenses	70,013
Advisory fee payable	6,495,000
Net cash used in operating activities	(224,858)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(216,500,000)
Net cash used in investing activities	(216,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	216,250,000
Proceeds from sale of Private Placement Units	2,100,000
Due from Sponsor	(6,500)
Repayment of promissory note – related party	(316,379)
Payment of offering costs	(238,197)
Net cash provided by financing activities	217,788,924

Net Change in Cash	1,064,066
Cash – Beginning of period	—
Cash – End of period	$1,064,066

Noncash investing and financing activities:
Offered costs included in accrued offering costs	$76,570
Deferred offering costs paid through promissory note – related party	$147,983
Prepaid expenses applied as a payment to offering costs	$19,078
Prepaid expenses applied as a payment to accrued expense	$5,212
Prepaid services contributed by Sponsor through promissory note	$40,000
Deferred underwriting fee payable	$6,495,000
Forfeiture of Founder Shares	$45

The accompanying notes are an integral part of the unaudited condensed financial statements.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from December 16, 2025 (inception) through September 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. The board of directors will make the determination as to the fair market value of the initial Business Combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5), and after IPO, through IPO proceeds and working capital. At September 30, 2026, the Company had $1,064,066 cash and working capital of $1,015,191.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 11, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,064,066 and $0 in cash and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $218,922,146 and $0, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$216,500,000
Less:
Proceeds allocated to Public Rights	(2,684,600)
Proceeds allocated to over-allotment option	(157,200)
Public Shares issuance costs	(7,151,835)
Plus:
Reclassification of proceeds allocated to the over-allotment due to partial exercise	86,500
Accretion of carrying value to redemption value	10,299,266
Class A ordinary shares subject to possible redemption, June 30, 2026	216,892,131
Plus:
Accretion of carrying value to redemption value	2,030,015
Class A ordinary shares subject to possible redemption, September 30, 2026	$218,922,146

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) per Class B Ordinary Share

Net income (loss) per Class B ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On June 16, 2026, the underwriter forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the unexercised over-allotment option by the underwriter, 550,000 founder shares are no longer subject to forfeiture and 450,000 founder shares were forfeited. At September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per Class B ordinary share is the same as basic income (loss) per Class B ordinary share for the periods presented.

The following table reflects the calculation of basic net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,436,176	$474,127	$(2,427,582)	$(1,868,518)

Denominator:
Basic and diluted weighted average shares outstanding	21,860,000	7,216,667	8,944,029	6,884,249
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.27)	$(0.27)

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Due from Sponsor

The Company paid the Sponsor an amount of $6,500 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $6,500 is denoted as a due from Sponsor on the accompanying condensed balance sheets as of September 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of September 30, 2026 and December 31, 2025.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Advisory Fee

In addition to the underwriting agreement, in connection with the Initial Public Offering, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the fee earned and recorded as of June 11, 2026. As of September 30, 2026, $6,495,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 210,000 Class A ordinary shares issued and outstanding, excluding 21,650,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 7,216,667 Class B ordinary shares issued and outstanding, as a result of the forfeiture of 450,000 founder shares pursuant to the underwriter’s partial exercise of the over-allotment option and subsequent forfeiture of the unexercised portion.

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

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $788 in cash and $218,921,358 in U.S. Treasury securities. Through September 30, 2026, the Company did not withdraw interest earned on the Trust Account.

RMG ML SPORTS HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2026 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2026	U.S. Treasury Securities (Matures on 12/10/2026)	1	$218,921,358	$(133,945)	$218,787,414

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

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

June 11, 2026
Risk-free interest rate	3.69%
Expected term (years)	0.12
Volatility	1.67%
Exercise price	10.00

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

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash	$1,064,066	$—
Cash and marketable securities held in Trust Account	$218,922,146	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$119,712	$6,788,946
Interest earned on marketable securities held in Trust Account	$2,030,015	$2,422,146

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,910,303, which consists of interest earned on cash and marketable securities held in Trust Account of $2,030,015, offset by general and administrative expense of $119,712.

For the nine months ended September 30, 2026, we had a net loss of $4,296,100, which consists of interest earned on cash and marketable securities held in Trust Account of $2,422,146 and change on over-allotment liability of $70,700, offset by general and administrative expense of $6,788,946.

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

The Company’s liquidity needs up to June 11, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000. On June 11, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $316,379 (see Note 5). As of September 30, 2026, the Company had cash of $1,064,066 and working capital of $1,015,191.

On June 15, 2026, we closed the issuance and sale of 1,650,000 additional Units in connection with the underwriter partially exercising the over-allotment option. The additional Units were sold at a price of $10.00 per Unit, generating gross proceeds of $16,500,000.

Following the Initial Public Offering, and the sale of the Private Placement Units, a total of $200,000,000 was placed in the Trust Account. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units pursuant to the underwriter’s partial exercise of its over-allotment option totaling to $16,500,000 have been added in the Trust Account. A total of $216,500,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriter’s partial exercise of its over-allotment option) and the sale of the Private Placement Units were placed in the Trust Account on June 15, 2026.

On the closing of the Initial Public Offering, we incurred total transaction costs of $6,756,828, consisting of $250,000 of cash underwriting fees, $6,000,000 of deferred underwriting fees, and $506,828 of other offering costs. On June 15, 2026, as a result of the underwriter’s partial exercise of its over-allotment option, an additional $495,000 of deferred underwriting fee was incurred.

For the nine months ended September 30, 2026, cash used in operating activities was $224,858. Net loss of $4,296,100 was affected by interest earned on marketable securities held in the Trust Account of $2,422,146, change in fair value of over-allotment liability of $70,700, and payment of operation costs through promissory note of $87,976. Changes in operating assets and liabilities provided $6,476,112 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $218,922,146 (including $2,422,146 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,064,066. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 15, 2026, an additional 1,650,000 Units were issued pursuant to the underwriter’s partial exercise of its over-allotment option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $16,500,000 (Note 6). On June 16, 2026, the underwriter forfeited the unexercised balance. As a result of the underwriter’s partial exercise of its over-allotment option, the deferred underwriting fees have increased to $6,495,000.

Advisory Fee

In addition to the underwriting agreement, in connection with the Initial Public Offering, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the fee earned and recorded as of June 11, 2026. As of September 30, 2026, $6,495,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

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

The accounting policy on share right instruments is deemed critical due to the complexity of the analysis under ASC Topic 815 in determining equity versus liability classification, which could have a material impact on the Company’s financial statements. We discussed the Company’s critical accounting estimates, including the process used to develop the estimates, significant assumptions, degree of subjectivity, and sensitivity of reported amounts to changes in assumptions.

The fair value of the Public Rights issued in the Initial Public Offering is $2,684,600, or $0.124 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. Management’s estimate of the Share Rights was based on an option pricing model whose significant inputs were the traded unit price, the expected term, the probability of a business combination, and the risk-free rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 1, 2026, the Company was named solely as a nominal defendant in a complaint filed in the Supreme Court of the State of New York by Blakeney Point LLC-FZ against the Sponsor, the Company’s President and Chief Financial Officer, the Non-Executive Chairman of the Company’s board of directors, and certain unnamed members and transferees of the Sponsor. No money judgment is sought against the Company. The complaint alleges that capital contributed to the Sponsor by one of its members, and the founder shares and private placement units held by the Sponsor, are traceable to fees allegedly owed to the plaintiff under an agreement to which neither the Company nor the Sponsor is a party, and seeks, among other relief, equitable relief with respect to such securities and monetary damages against defendants other than the Company.

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

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Units, an aggregate of $216,500,000 was placed in the Trust Account.

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

RMG ML SPORTS HOLDINGS

Date: November 13, 2026	By:	/s/ James Carpenter
	Name:	James Carpenter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)